Form 10-Q
period 2021-12-31
Sanaby Health Acquisition Corp. I
filed 2022-02-14
CIK 1856689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40909

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

As of February 10, 2022 there were 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

SANABY HEALTH ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

SANABY HEALTH ACQUISITION CORP. I

CONDENSED BALANCE SHEETS (UNAUDITED)

	December 31, 2021	June 30, 2021
ASSETS
CURRENT ASSETS
Cash	$677,860	311,173
Prepaid expenses and other assets	233,313	—
Deferred Offering costs	—	88,553
Total current assets	911,173	399,726

OTHER ASSETS
Prepaid expenses and other assets-non current	182,668	—
Investments held in Trust Account	175,090,734	—

TOTAL ASSETS	$176,184,575	$399,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$81,810	11,091
Accrued Offering costs	26,050	2,500
Franchise Tax Payable	2,693	—
Due to Affiliates	48,005	72,915
Note payable - related party	—	300,000
Total current liabilities	158,558	386,506

LONG TERM LIABILITIES
Derivative warrant liabilities	4,267,175	—
Deferred underwriting fee payable	6,487,500	—

Total long term liabilities	10,754,675	—

Total liabilities	10,913,233	386,506

COMMITMENTS AND CONTINGENCIES
Class A common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at redemption value of $10.15 per share.	175,087,500	—

STOCKHOLDER'S EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	12,702
Retained earnings (deficit)	(9,816,676)	—

Total stockholder's equity (deficit)	(9,816,158)	13,220

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$176,184,575	$399,726

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three	For the six months
	months ended	ended
	December 31, 2021	December 31, 2021
OPERATING EXPENSES
General and administrative	$170,228	$175,824
Franchise tax	2,693	2,693

Total expenses	172,921	178,518

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account and other interest	3,249	3,253
Change in fair value of warrants	2,459,050	2,459,050
Offering costs related to warrant issuance	(50,688)	(50,688)
Total other income	2,411,611	2,411,615

NET INCOME	2,238,690	$2,233,097

Weighted average shares outstanding of Class A common stock	13,837,912	6,881,148
Basic and diluted net income per share, Class A	$0.12	$0.19

Weighted average shares outstanding of Class B common stock	5,175,000	5,175,000
Basic and diluted net loss per share, Class B	$0.12	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED December 31, 2021 (UNAUDITED)

	Common stock

					Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity (deficit)
Balance, June 30, 2021	—	$—	5,175,000	$518	$24,482	$(11,780)	$13,220

Net loss	—	—	—	—	—	(5,592)	(5,592)

Balance, September 30, 2021	—	—	5,175,000	518	24,482	(17,372)	7,628

Proceeds from Initial Public Offering Costs allocated to Public Warrants	—	—	—	—	7,676,250	—	7,676,250

Remeasurement for Class A Common Stock to redemption value	—	—	—	—	(8,207,007)	(12,037,994)	(20,245,001)

Excess cash received over the fair value of the private warrants	—	—	—	—	506,275	—	506,275

Net income	—	—	—	—	—	2,238,690	2,238,690

Balance, December 31, 2021	—	—	5,175,000	$518	$—	$(9,816,676)	$(9,816,158)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED December 31, 2021 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,233,097
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(3,233)
Change in fair value of warrants	(2,459,050)
Offering costs related to warrant issuance	50,688
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(415,981)
Accrued Offering costs	23,550
Due to Affiliates	(24,910)
Accounts payable and accrued expenses	70,719
Franchise Tax Payable	2,693
Net cash flows used in operating activities	(522,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(175,087,500)
Net cash flows used in investing activities	(175,087,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	170,310,000
Proceeds from private placement	7,232,500
Payment of Sponsor loan	(300,000)
Payment of offering costs	(1,265,886)
Net cash flows provided by financing activities	175,976,614

NET CHANGE IN CASH	366,687

CASH, BEGINNING OF PERIOD	311,173

CASH, END OF PERIOD	$677,860

Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$6,726,225
Initial value of Class A common stock subject to possible redemption	$175,087,500
Deferred underwriting commissions payable charged to additional paid in capital	$6,487,500
Remeasurement for Class A Common Stock to redemption value	$20,245,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO and any change in the fair value of the warrant liabilities. The Registration Statement on Form S-1 (Registration No. 333-259728), as amended (the “Registration Statement”), for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 15,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3. The Company has selected June 30 as its fiscal year end.

Subsequent to the closing of the IPO, the Company consummated the sale of 7,232,500 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction to the Company’s sponsor, Sanaby Health Sponsor I LLC (the “Sponsor”), generating gross proceeds of $7,232,500, as which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 2,250,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Over-Allotment Units”), generating additional gross proceeds of $22,500,000 and incurring additional offering costs of $1,237,500 in underwriting fees, all of which is deferred until the completion of the Company’s initial Business Combination. Simultaneously with the exercise of the underwriter’s over-allotment option, the Company consummated the sale of an additional 337,500 Private Placement Warrants at $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of $337,500. Offering costs for the IPO amounted to $10,031,939, consisting of $2,190,000 (which is net of $810,000 reimbursed to the Company to pay for an additional advisor) of underwriting fees, $6,487,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,354,439 of other costs. As described in Note 6, the $6,487,500 of deferred underwriting fees payable are contingent upon the consummation of a Business Combination by the earliest of October 19, 2022, 12 months from the closing of the IPO (which is extendable at the Sponsor’s option to up to 18 months from the closing of the IPO, with two three-month extensions as described in the Registration Statement), subject to the terms of the underwriting agreement.

Following the closing of the IPO, $175,087,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO, Over-Allotment Units, and the Private Placement Warrants, was placed in a trust account (“Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares of common stock voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A Common stock sold in the IPO, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination by the earliest of October 19, 2022, 12 months from the closing of the IPO (which is extendable at the Sponsor’s option to up to 18 months from the closing of the IPO, with two three-month extensions as described in the Registration Statement) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of December 31, 2021, the Company had $677,860 in its operating bank accounts, $175,090,749 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and working capital of $737,976. As of December 31, 2021, approximately $3,233 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded there is no direct impact of COVID; however, given the impact COVID has had on potential target companies, that may impact our ability to identify a suitable target and close our business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on October 18, 2021 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 25, 2021. The interim results for the three and six months periods ended December 31, 2021 are not necessarily indicative of the results to be expected for the year end June 30, 2022, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $10,031,939 (including $2,190,000 (which is net of $810,000 reimbursed to the Company to pay for an additional advisor) of underwriting fees, $6,487,500 of deferred underwriting fees and $1,354,439 of other offering costs in connection with the IPO). Of this amount, $9,981,251 was charged to stockholders’ equity upon the completion of the IPO and $50,688 was expensed due to allocating certain offering costs to the warrant liability.

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid, in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,676,250)
Class A common stock issuance costs	(9,981,251)
Plus: Remeasurement of carrying value to redemption value	20,245,001
Class A common stock subject to possible redemption	$175,087,500

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and June 30, 2021, the Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7 and Note 8, the Company concluded that the Public Warrants (see Note 3) qualify for equity accounting treatment and Private Placement Warrants (see Note 4) are accounted for as liabilities.  As such, the Private Placement Warrants are recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,”  (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts have been accrued for the payment of interest and penalties for the six months ended December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period April 8, 2021 (inception) through June 30, 2021 and for the six months ended December 31, 2021. In addition, the net income/loss in our June 30, 2021 tax return was not significant for net operating carry forward purposes.

Net Income per Common Stock

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 15,857,500 Common Stock at $11.50 per share were issued on October 19, 2021. At December 31, 2021, no warrants have been exercised. The 15,857,500 potential Common Stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss income per share for each class of common stock

	For the three months ended December 31,		For the six months ended December 31,
	2021		2021
Basic and diluted net income per share:	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Numerator:
Allocation of net income, including accretion of temporary equity	$1,629,355	$609,334	$1,274,559	$958,538

Denominator:
Weighted average shares outstanding	13,839,912	5,175,000	6,881,148	5,175,000

Basic and diluted net income per share	$0.12	$0.12	$0.19	$0.19

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06,  Debt—Debt with Conversion and Other Options (Subtopic 470-20)  and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)  (“ASU 2020-06”)  to simplify accounting for certain financial instruments. ASU  2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 17,250,000 units (including 2,250,000 Overallotment Units as part of the underwriters’ election to exercise their over-allotment option in full) at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common stock, and one-half a redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A Common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement Warrants

On October 19, 2021, simultaneously with the consummation of the IPO and sale of the Over-Allotment Units, the Company consummated the issuance and sale of 7,232,500 Private Placement Warrants in a private placement transaction at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,232,500. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On April 8, 2021, the Sponsor purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In July 2021, the Company effectuated a recapitalization of the Company which included a 1.2-for-1 stock split resulting in an aggregate of 5,175,000 Class B Founder Shares outstanding. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The Initial Stockholders agreed to forfeit up to 675,000 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised the over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until: the earlier to occur of (A) one year after the completion of our initial Business Combination and (B) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after our initial Business Combination that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the Registration Statement under “Principal Stockholders — Transfers of Founder Shares and Private Placement Warrants.” Any permitted transferees will be subject to the same restrictions and other agreements of our Initial Stockholders with respect to any Founder Shares. Such transfer restrictions are referred throughout these financial statements as the lock-up. Notwithstanding the foregoing, if (1) the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if the Company consummates a transaction after our initial business combination which results in our stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Related Party Loans

On April 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021, the Company had borrowed $300,000 under the Note and the Note was fully repaid on October 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At December 31, 2021 and June 30, 2021, there were no Working Capital Loans outstanding.

Due to Affiliates

As of December 31, 2021 and June 30, 2021, a member of the Sponsor is owed $48,005 and $72,915 respectively for deferred offering and other formation costs incurred on behalf of the Company. The amount at December 31, 2021 will be repaid as soon as practical from the operating account.

Support Services

The Company intends to pay our Sponsor a fee of approximately $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. We began incurring these fees on October 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Note 6 — Commitments and Contingencies

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $3,000,000 in the aggregate at the closing of the IPO, of which $810,000 was reimbursed to the Company to pay for an additional advisor and expenses. Additionally, the underwriters have agreed to defer the $0.20 cash discount associated with the exercise of the over-allotment option ($450,000) until the Business Combination. In addition, the underwriters are entitled to a deferred underwriting commission of $0.35 per unit, or $6,487,500 (which amount includes $787,500 related to the underwriters’ exercise of their over-allotment option and $450,000 noted above for the deferment of the current underwriting fee due) from the closing of the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The Company engaged J.V.B. Financial Group, LLC, through its Cohen & Company Capital Markets division (“CCM”), an affiliate of a passive member of the Sponsor, to provide consulting and advisory services by CCM in connection with the IPO, for which it will receive customary advisory fees. CCM will represent our interests only, is independent of the underwriters and is not a party to any securities purchase agreement with us, the underwriters, or investors in relation to the IPO. CCM is not participating (within the meaning of FINRA Rule 5110(j)(16)) in the IPO; it is acting as an independent financial adviser (within the meaning of FINRA Rule 5110(j)(9)), and as such it is not involved in the preparation of the offering document, it is not acting as an underwriter in connection with the IPO, it will not identify or solicit potential investors in the IPO or otherwise be involved in the distribution of the IPO. CCM’s fee will be $900,000 (whether or not the underwriters’ over-allotment option is exercised in full) payable upon the closing of the IPO. $1,575,000 (or $1,946,250 in the aggregate if the underwriters’ over-allotment option is exercised in full) will be paid to CCM at the closing of the business combination. The deferred fee will only be paid to CCM if the company completes a business combination. CCM’s fee will be offset from the underwriting fee and will not result in any incremental fee to the company.

Note 7 — Stockholders’ Equity (Deficit)

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A Common stock with a par value of $0.0001 per share. As of December 31, 2021, and June 30, 2021, there were no shares  (excluding 17,250,000 shares of Class A Common stock subject to possible redemption) of Class A Common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B Common stock with a par value of $0.0001 per share. Holders of Class B Common stock are entitled to one vote for each share. As of December 31, 2021 and June 30, 2021, there were 5,175,000 shares of Class B Common stock outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment option was exercised in full. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, and June 30, 2021, there were no shares of preferred stock issued and outstanding.

Redeemable Warrants — The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Note 8—Warrant Liabilities

The Company accounts for the 7,232,500 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Placement Warrants do not meet the criteria for equity treatment thereunder, each Private Placement Warrant must be recorded as a liability. Accordingly, the Company will classify each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the Private Placement Warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part.
●	At a price of $0.01 per warrant.
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period” in the Registration Statement: and if, and only if, the last reported sale price (the “closing price”) of our Class A common stock equals or exceeds $18.00 per share of common stock (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30- trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to the Class A common stock is available throughout the 30- day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

No fractional Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A common stock to be issued to the holder. Please see the section in the Registration Statement entitled “Description of Securities—Warrants—Public Stockholders’’ Warrants” for additional information.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Placement Warrants and the shares of Common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to  minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market fund-U.S. Treasury Securities	1	$175,090,734	—	—
Warrant Liability – Private Placement Warrants	3	—	—	4,267,175

The Company has determined that the Private Placement Warrants issued in connection with its IPO in October 2021 are subject to treatment as a liability. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. The key assumptions in the option pricing model utilized are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The expected volatility as of the IPO Closing Date was derived from observable public warrant pricing on comparable ‘blank check’ companies that recently went public in 2020 and 2021. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

At December 31, 2021, the Public Warrants had adequate trading volume to provide a reliable indication of value. The Public Warrants were valued at $0.52 at December 31, 2021.

The Company utilizes a Monte Carlo simulation model to value the Private Placement Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the Private Placement Warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical “blank check” industry volatility that matches the expected remaining life of the Private Placement Warrants. The risk-free interest rate is based on the interpolated U.S. Constant Maturity Treasury yield curve on the grant date for a maturity similar to the expected remaining life of the Private Placement Warrants. The expected term of the warrants is assumed to be six months until the close of a Business Combination, and the contractual five-year term subsequently. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period in which the change in valuation technique or methodology occurs.

The following table provides quantitative information regarding Level 3 fair value measurements at October 19, 2021 (Initial Measurement) and December 31, 2021 (Subsequent Measurement). The change in volatility is due to changes in the comparable companies, mainly the inclusion of the value of the Company’s Public Warrants since the closing of the IPO.

	October 19, 2021	December 31, 2021
Stock Price	$9.77	$9.93
Exercise Price	$11.50	$11.50
Term (years)	5.75	5.55
Probability of Acquisition	100.00%	100.00%
Volatility	13.7%	9.6%
Risk Free Rate	1.27%	1.3%
Dividend Yield	0	0

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of October 19, 2021 (IPO)	6,726,225
Change in fair value	(2,459,050)
Fair value as of December 31, 2021	4,267,175

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company incorporated on April 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended December 31, 2021, we had a net income of $2,238,690, which consists of change in fair value of warrant liabilities of $2,459,050. In addition, we incurred operating expenses of $172,921 driven in part by the accrual of Delaware franchise taxes of $2,693, interest earned on marketable securities held in the Trust Account of $3,249, and offering costs related to the warrant issuance of $50,688.

For the six months ended December 31, 2021, we had a net income of $2,233,097, which consists of change in fair value of warrant liabilities of $2,459,050. In addition, we incurred operating expenses of $178,518 driven in part by the accrual of Delaware franchise taxes of $2,693, interest earned on marketable securities held in the Trust Account and other income of $3,253, and offering costs related to the warrant issuance of $50,688.

Liquidity and Capital Resources

On October 19, 2021, we consummated our IPO of 17,250,000 Units at a price of $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the IPO, we consummated a private placement transaction of an aggregate of 7,232,500 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,232,500. Following our IPO, the full exercise by the underwriters of their Over-Allotment option and the sale of the Private Placement Warrants, a total of $175,085,500 was placed in the Trust Account. We incurred $10,031,939 in transaction costs, including $2,190,000 (which is net of $810,000 reimbursed to the Company to pay for an additional advisor) of underwriting fees, $6,487,500 of deferred underwriting fees and $1,354,439 of other offering costs in connection with the IPO, over the underwriters’ election of their Over-Allotment and the sale of the Private Placement Warrants.

For the six months ended December 31, 2021, net cash used in operating activities was $522,427, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Net income of $2,233,097 was impacted by a decrease in the fair value of warrant liabilities of $2,459,050, and offering costs related to the issuance of the warrants of $50,688, as well as interest earned in the Trust Account of $3,233. Cash used in investing activities was $175,087,500 and cash provided by financing activities was $175,976,614, mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions), to complete our initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest income earned on the amount in the trust account (if any) will not be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $677,860 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

Related Party Transactions

Founder Shares

On April 8, 2021, the Sponsor purchased 4,312,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In July 2021, the Company effectuated a recapitalization of the Company which included a 1.2-for-1 stock split resulting in an aggregate of 5,175,000 Class B Founder Shares outstanding. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders agreed to forfeit up to 675,000 Founder Shares to the extent that the 45-day over-allotment option was not exercised in full by the underwriters. Since the underwriters exercised their over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until: the earlier to occur of (A) one year after the completion of our initial business combination and (B) the date on which we complete a liquidation, merger, capital stock exchange or other similar transaction after our initial business combination that results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the Registration Statement under “Principal Stockholders — Transfers of Founder Shares and Private Placement Warrants.” Any permitted transferees will be subject to the same restrictions and other agreements of our Initial Stockholders with respect to any Founder Shares. We refer to such transfer restrictions throughout this financial statement as the lock-up. Notwithstanding the foregoing, if (1) the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (2) if we consummate a transaction after our initial business combination which results in our stockholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Private Placement

Simultaneously with the consummation of the IPO, the Company consummated the issuance and sale of 7,232,500 Private Placement Warrants in a private placement transaction at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $7,232,500. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO and deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

Related Party Loans

On April 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021, the Company had borrowed $300,000 under the Note and the Note was fully repaid on October 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Support Services

The Company is paying an entity affiliated with the Sponsor a fee of approximately $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. We began incurring these fees on October 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

Registration Rights

Pursuant to a registration and stockholder rights agreement entered into on October 19, 2021, the holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock) pursuant to a registration rights agreement signed on the date of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Underwriting Fees

The underwriter was paid a cash underwriting discount of $0.20 per Unit of the gross proceeds of the IPO, or $2,190,000 (net of $810,000 reimbursed to the Company). The underwriter is entitled to a deferred fee $6,487,500 in the aggregate (which amount includes $450,000 of the cash discount associated with the underwriter’s exercise of their over-allotment option, as described in Note 6). The deferred fee will become payable to the underwriter from the amounts held in the trust account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to deferred underwriting commissions of $6,487,500 in the aggregate, as described above. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,  Debt—Debt with Conversion and Other Options (Subtopic 470-20)  and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)  (“ASU 2020-06”)  to simplify accounting for certain financial instruments. ASU  2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on  January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds to be held in the Trust Account at the time of the IPO will be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,232,500 warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, Sanaby Health Sponsor I LLC (the “Sponsor”), generating gross proceeds of $7,232,500.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 2,250,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $22,500,000 and incurring additional offering costs of $1,237,500 in underwriting fees, all of which is deferred until the completion of the Company’s initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated a private placement transaction of an additional 337,500 Private Placement Warrants to the Sponsor, generating gross proceeds of $337,500. Offering costs for the IPO amounted to $10,031,939, consisting of $2,190,000 (which is net of $810,000 reimbursed to the Company to pay for an additional advisor) of underwriting fees, $6,487,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,354,439 of other costs. As described in Note 6, the $5,250,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by the earliest of October 19, 2022, 12 months from the closing of the IPO (which is extendable at the Sponsor’s option to up to 18 months from the closing of the IPO, with two three-month extensions as described in the Registration Statement), subject to the terms of the underwriting agreement.

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

We paid $2,190,000 (net of $810,000 reimbursed to the Company to pay for an additional advisor) of underwriting discounts and commissions and $1,354,439 for other offering costs and expenses related to the IPO. In addition, the underwriter agreed to defer $6,487,500 (which includes $787,500 related to the exercise of the over-allotment option and $450,000 for the deferment of the current underwriting fee due) in underwriting discounts and commissions.

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

* Filed herewith.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2021 and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANABY HEALTH ACQUISITION CORP. I

Date: February 14, 2022	By:	/s/ Sandra Shpilberg
	Name:	Sandra Shpilberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Mark Joing
	Name:	Mark Joing
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)