Form 10-Q
period 2022-03-31
Sanaby Health Acquisition Corp. I
filed 2022-05-16
CIK 1856689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022 there were 17,250,000 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

SANABY HEALTH ACQUISITION CORP. I

Quarterly Report on Form 10-Q

i

Item 1. Interim Financial Statements

SANABY HEALTH ACQUISITION CORP. I

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	June 30, 2021

ASSETS
CURRENT ASSETS
Cash	$508,392	$311,173
Prepaid expenses and other assets	277,939	—
Deferred Offering costs	—	88,553
Total current assets	786,331	399,726

OTHER ASSETS
Prepaid expenses and other assets-non current	125,385	—
Investments held in Trust Account	175,105,722	—

TOTAL ASSETS	$176,017,438	$399,726

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,813	$11,091
Accrued Offering costs	26,050	2,500
Franchise Tax Payable	52,693	—
Due to Affiliates	48,006	72,915
Note payable - related party	—	300,000
Total current liabilities	309,562	386,506

LONG TERM LIABILITIES
Derivative warrant liabilities	1,880,450	—
Deferred underwriting fee payable	6,487,500	—

Total liabilities	8,677,512	386,506

COMMITMENTS AND CONTINGENCIES
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at redemption value of $10.15 per share.	175,087,500	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	12,702
Accumulated deficit	(7,748,092)	—

Total stockholders' equity (deficit)	(7,747,574)	13,220

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$176,017,438	$399,726

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three	For the nine months
	months ended	ended
	March 31, 2022	March 31, 2022
OPERATING EXPENSES
General and administrative	$335,787	$514,304

Total expenses	335,787	514,304

OTHER INCOME (EXPENSE)
Interest income on investments held in Trust Account and other interest	17,646	20,899
Change in fair value of warrants	2,386,725	4,845,775
Offering costs related to warrant issuance	—	(50,688)
Total other income	2,404,371	4,815,986

NET INCOME	$2,068,584	$4,301,682

Weighted average shares outstanding of Class A common stock	17,250,000	10,299,451
Basic and diluted net income per share, Class A	$0.09	$0.28

Weighted average shares outstanding of Class B common stock	5,175,000	5,175,000
Basic and diluted net income per share, Class B	$0.09	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common stock

					Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity (deficit)
Balance, June 30, 2021	—	$—	5,175,000	$518	$24,482	$(11,780)	$13,220

Net loss	—	—	—	—	—	(5,592)	(5,592)

Balance, September 30, 2021	—	—	5,175,000	518	24,482	(17,372)	7,628

Proceeds from Initial Public Offering Costs allocated to Public Warrants	—	—	—	—	7,676,250	—	7,676,250

Remeasurement for Class A Common Stock to redemption value	—	—	—	—	(8,207,007)	(12,037,994)	(20,245,001)

Excess cash received over the fair value of the private warrants	—	—	—	—	506,275	—	506,275

Net income	—	—	—	—	—	2,238,690	2,238,690

Balance, December 31, 2021	—	—	5,175,000	$518	—	(9,816,676)	(9,816,158)

Net income	—	—	—	—	—	2,068,584	2,068,584

Balance, March 31, 2022	—	$—	5,175,000	$518	$—	$(7,748,092)	$(7,747,574)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,301,682
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(20,865)
Change in fair value of warrants	(4,845,775)
Offering costs related to warrant issuance	50,688
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(403,324)
Accrued Offering costs	23,550
Due to Affiliates	(24,909)
Accounts payable and accrued expenses	171,722
Franchise Tax Payable	52,693
Net cash flows used in operating activities	(694,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(175,087,500)
Cash withdrew from Trust Account	2,643
Net cash flows used in investing activities	(175,084,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	170,310,000
Proceeds from private placement	7,232,500
Payment of Sponsor loan	(300,000)
Payment of offering costs	(1,265,886)
Net cash flows provided by financing activities	175,976,614

NET CHANGE IN CASH	197,219

CASH, BEGINNING OF PERIOD	311,173

CASH, END OF PERIOD	$508,392

Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$6,726,225
Initial value of Class A common stock subject to possible redemption	$175,087,500
Deferred underwriting commissions payable charged to additional paid in capital	$6,487,500
Remeasurement for Class A Common Stock to redemption value	$20,245,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

SANABY HEALTH ACQUISITION CORP. I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO and any change in the fair value of the warrant liabilities. The Registration Statement on Form S-1 (Registration No. 333-259728), as amended (the “Registration Statement”), for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 15,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3. The Company has selected June 30 as its fiscal year end.

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

Liquidity and Management’s Plan

As of March 31, 2022, the Company had $508,392 in its operating bank accounts, $175,105,722 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and working capital of $476,769. As of March 31, 2022, approximately $20,865 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until of October 19, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on October 18, 2021 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 25, 2021. The interim results for the three and nine month periods ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended June 30, 2022, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, 17,250,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid, in capital and accumulated deficit.

At March 31, 2022, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,676,250)
Class A common stock issuance costs	(9,981,251)
Plus: Remeasurement of carrying value to redemption value	20,245,001
Class A common stock subject to possible redemption	$175,087,500

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and June 30, 2021, the Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. As discussed in Note 7 and Note 8, the Company concluded that the Public Warrants (see Note 3) qualify for equity accounting treatment and Private Placement Warrants (see Note 4) are accounted for as liabilities.  As such, the Private Placement Warrants are recorded at their fair value on the date of issuance, and each balance sheet date thereafter.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts have been accrued for the payment of interest and penalties for the nine months ended March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period April 8, 2021 (inception) through June 30, 2021 and for the nine months ended March 31, 2022. In addition, the net income/loss in our June 30, 2021 tax return was not significant for net operating carry forward purposes.

Net Income per Common Stock

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 15,857,500 shares of Common Stock at $11.50 per share were issued on October 19, 2021. At March 31, 2022, no warrants have been exercised. The 15,857,500 shares of potential Common Stock which may be issued pursuant to the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended March 31, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss income per share for each class of common stock

	For the three months ended March 31,		For the nine months ended March 31,
	2022		2021
Basic and diluted net income per share:	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Numerator:
Allocation of net income, including accretion of temporary equity	$1,595,291	$473,293	$2,870,039	$1,431,589

Denominator:
Weighted average shares outstanding	17,250,000	5,175,000	10,299,451	5,175,000

Basic and diluted net income per share	$0.09	$0.09	$0.28	$0.28

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06,  Debt—Debt with Conversion and Other Options (Subtopic 470-20)  and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)  (“ASU 2020-06”)  to simplify accounting for certain financial instruments. ASU  2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on July 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Related Party Loans

On April 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of June 30, 2021, the Company had borrowed $300,000 under the Note and the Note was fully repaid and cancelled on October 19, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At March 31, 2022 and June 30, 2021, there were no Working Capital Loans outstanding.

Due to Affiliates

As of March 31, 2022 and June 30, 2021, a member of the Sponsor is owed $48,006 and $72,915, respectively, for deferred offering and other formation costs incurred on behalf of the Company. The amount at March 31, 2022 will be repaid as soon as practical from the operating account.

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

Note 7 — Stockholders’ Equity (Deficit)

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A Common stock with a par value of $0.0001 per share. As of March 31, 2022, and June 30, 2021, there were no shares  (excluding 17,250,000 shares of Class A Common stock subject to possible redemption) of Class A Common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B Common stock with a par value of $0.0001 per share. Holders of Class B Common stock are entitled to one vote for each share. As of March 31, 2022, and June 30, 2021, there were 5,175,000 shares of Class B Common stock outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment option was exercised in full. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and June 30, 2021, there were no shares of preferred stock issued and outstanding.

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

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market fund-U.S. Treasury Securities	1	$175,105,722	—	—
Warrant Liability – Private Placement Warrants	3	—	—	1,880,450

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

The following table provides quantitative information regarding Level 3 fair value measurements at October 19, 2021 (Initial Measurement) and March 31, 2022 (Subsequent Measurement). The valuation of the warrants has decreased due to an increase in the interest rate environment, a more difficult market for de-SPAC transactions, and an increased weighting on the Company’s Public Warrants in our volatility assumption

	October 19, 2021	March 31, 2022
Stock Price	$9.77	$10.00
Exercise Price	$11.50	$11.50
Term (years)	5.75	5.55
Probability of Acquisition	100.00%	60.00%
Volatility	13.7%	4.9%
Risk Free Rate	1.27%	2.39%
Dividend Yield	0	0

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of October 19, 2021 (IPO)	6,726,225
Change in fair value	(4,845,775)
Fair value as of March 31, 2022	1,880,450

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

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $2,068,584, which consists of change in fair value of warrant liabilities of $2,386,725. In addition, we incurred operating expenses of $335,787 driven in part by the accrual of Delaware franchise taxes of $50,000, and interest earned on investments held in the Trust Account and other income of $17,646.

For the nine months ended March 31, 2022, we had a net income of $4,301,682, which consists of change in fair value of warrant liabilities of $4,845,775. In addition, we incurred operating expenses of $514,304 driven in part by the accrual of Delaware franchise taxes of $52,693, interest earned on marketable securities held in the Trust Account and other income of $20,899, and offering costs related to the warrant issuance of $50,688.

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

For the nine months ended March 31, 2022, net cash used in operating activities was $694,538, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Net income of $4,301,682 was impacted by a decrease in the fair value of warrant liabilities of $ 4,845,775, and offering costs related to the issuance of the warrants of $50,688, as well as interest earned in the Trust Account and other income of $20,899. Cash used in investing activities was $175,084,857 and cash provided by financing activities was $175,976,614, mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

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

At March 31, 2022, we had cash of $508,392 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recently Adopted Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06,  Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU  2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for the Company on July 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds to be held in the Trust Account at the time of the IPO will be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANABY HEALTH ACQUISITION CORP. I

Date: May 16, 2022	By:	/s/ Sandra Shpilberg
	Name:	Sandra Shpilberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mark Joing
	Name:	Mark Joing
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)