Form 10-K
period 2022-06-30
Sanaby Health Acquisition Corp. I
filed 2022-09-27
CIK 1856689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40909

SANABY HEALTH ACQUISITION CORP. I
(Exact name of registrant as specified in its charter)
Delaware	86-3158278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2625 Middlefield Road #990 Palo Alto, CA 94306 (415) 580-1810
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one Redeemable Warrant	SANBU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the Units	SANB	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A common stock for $11.50 per share, included as part of the Units	SANBW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY.

The registrant’s Units begin trading on the Nasdaq Global Market on October 15, 2021, and the registrant’s shares of Class A common stock and warrants began trading on the Nasdaq Global Market on November 9, 2021. The aggregate market value of the Units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on December 31, 2021, as reported on the Nasdaq Global Market, was $174,915,000.

As of September 27, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value per share, and 5,175,000 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	due to the large number of special purpose acquisition companies looking for a target company to acquire, there may be more competition to find an attractive target for our initial business combination, and we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	The ongoing Russian invasion of Ukraine and worldwide economic conditions including uncertainties surrounding the financial markets, inflation, increased interest rates, the availability of capital, and the viability of banks and other financial institutions may result in market volatility that leads to higher financing costs which may adversely affect our stock price, impact our financial condition, and our ability to complete an initial business combination
●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

ii

PART I

Item 1. Business

Overview

Sanaby Health Acquisition Corp. I (the “Company”) is a blank check company incorporated in Delaware on April 8, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which is referred to throughout this Annual Report on Form 10-K for the year ended June 30, 2022 (the “Annual Report”) as the Company’s initial business combination. To date our efforts have been limited to organizational activities as well as activities related to our initial business combination.

Initial Public Offering

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on October 14, 2021. On October 19, 2021, we consummated the Initial Public Offering of 15,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $150,000,000.

Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (the “Public Shares”), and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Public Share for $11.50 per share.

In connection with the closing of the Initial Public Offering, we consummated the sale of 6,895,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Sanaby Health Sponsor I LLC (the “Sponsor”), generating gross proceeds of $6,895,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the closing of the sale of 2,250,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over-Allotment Units”), generating additional gross proceeds of $22,500,000 and incurring additional offering costs of $1,237,500 in underwriting fees, all of which is deferred until the completion of the initial business combination. Simultaneously with the exercise of the underwriter’s over-allotment option, we consummated the sale of an additional 337,500 Private Placement Warrants at $1.00 per Private Placement Warrant, in a private placement to our Sponsor, generating gross proceeds of $337,500. Offering costs for the Initial Public Offering amounted to $10,031,939, consisting of $2,190,000 (which is net of $810,000 reimbursed to the Company to pay for an additional advisor) of underwriting fees, $6,487,500 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $1,354,439 of other costs. The $6,487,500 of deferred underwriting fees payable are contingent upon the consummation of a business combination by October 19, 2022, or within the Extended Business Combination Period (as defined below), if applicable, subject to the terms of the underwriting agreement.

Following the closing of the Initial Public Offering on October 19, 2021, an amount of $175,087,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, Over-Allotment Units and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

Business Strategy

While we may pursue an acquisition opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and manage a business that can capitalize on the operational expertise possessed by our management team across a diverse array of healthcare-related industries. We believe that extensive experience of our management team in both operations and deal-making will create material long-term value for our stockholders. We believe that our ability to support the management team of the target company through the operational experience of our management team will create significant value for our stockholders. We believe that our broad network of contacts across industries will result in a diverse array of potential business combination targets.

Our team intends to leverage the strong healthcare base and public and private market experience of our sponsor with the goal of executing a successful business combination in the healthcare sector. We will focus on digital health, life science tools and services and innovative therapeutics, including digital therapeutics. Our management team includes healthcare industry veterans who have started, built and transacted digital health companies, managed clinical development divisions for biotech and clinical research organizations and have experience in healthcare investments.

In addition to outreach by our management team, we believe that potential targets will be brought to our attention due to the extensive public company executive experience of our management team. We will focus on opportunities in which we believe the public company executive experience of our management team, relating to operations, business strategy, capital markets knowledge, and organic and inorganic expansion strategies, can provide material improvement to the target company’s operations and strategy and improve growth and performance.

Our Management Team

Our management team consists of Sandra Shpilberg, Founder, Director and Chief Executive Officer, Mark Joing, Director, Chief Financial Officer and Chief Operating Officer, Timothy Zanni, Chairman of the Board, and board members Anthony Japour and Barbara Nelsen. We believe our management team’s and our advisors’ operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

The past performance of our management team or our Sponsor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. While Ms. Shpilberg has experience as a sponsor of, and investor in, blank check companies or special purpose acquisition companies, none of our other officers or directors, our Sponsor, nor its respective officers, directors, employees, or affiliates, have had management experience with blank check companies or special purpose acquisition companies in the past. You should not rely on their respective historical records or performance as indicative of our future performance.

Initial Business Combination

We will have until October 19, 2022 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by October 19, 2022, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional three months (for a total of up to 18 months from the closing of the initial public offering) (any such additional three or six month period, as applicable, herein referred to as the “Extended Business Combination Period”), provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on October 14, 2021, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $1,725,000 ($0.10 per share) for each three-month extension on or prior to the date of the applicable deadline. Our public stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In the event that our sponsor elects to extend the time to complete a business combination and deposits the applicable amount of money into trust, the sponsor would receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our sponsor’s affiliates or designees, decide to extend the period of time to consummate our initial business combination, such affiliates or designees may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than 10 business days thereafter, redeem 100% of our outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private warrants will expire and be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Industry Opportunity

We were founded to take advantage of an innovative healthcare environment. The management team brings the industry experience, operations expertise, and investment power to evaluate target companies, and work toward completing a business combination.

Healthcare spending in the United States currently exceeds $3.6 trillion, and the Center for Medicare and Medicaid Services estimates that number will approach close to 20% of total U.S. Gross Domestic Product within the next seven years. We intend to focus on three specific areas of the vast healthcare sector: a) digital health, b) life science tools and services, and c) innovative therapeutics.

Digital Health

Digital health, which includes digital care programs, is the convergence of digital technologies with health, healthcare, living, and society to enhance the efficiency of healthcare delivery to make medicine more personalized and precise. The COVID-19 pandemic has specifically accelerated the rate of digital health adoption and the growth needs of leading companies. At the intersection of data driven technology and healthcare lies the digital health sector, which saw robust growth over the past five years, and has an estimated global market size of $176 billion in 2021. The challenges to the United States healthcare system in 2020 and 2021 accelerated adoption of digital health. In 2020, digital health startups raised a record total of $14.9 billion in venture capital — 1.7x more than the previous high in 2018. In 2021, digital health startup fundraising nearly doubled from 2020 to $29.1 billion. Advances in AI and machine learning are expected to significantly improve efficiency in the industry and bring down costs. Other driving factors include a shortage of doctors and rising medical costs, which can direct patients to more cost-effective, accessible digital options.

Life Science Tools & Services

Life Science Tools & Services include the products and services that enable the discovery, development, manufacture and commercialization of new treatments. Global R&D expenditures for the biopharmaceutical industry accounted at $198 billion in 2020. Between 2010 and 2019, U.S. Food and Drug Administration (FDA) approval of new drugs increased approximately 60% compared with the previous decade, with a peak of 59 new drugs approved in 2018. 50 new drugs were approved by FDA in 2021. Therefore, the industry is in growth mode, and this growth extends to the Tools & Service providers that enable these crucial milestones.

A growing number of drug manufacturers are outsourcing large parts of R&D, mostly to clinical research organizations (also contract research organizations), with the main aim to reduce costs. The contract research organization sector alone saw revenues of $62.8 billion in 2021 with expected CAGR of 12.1% from 2022 to 2029.

A major trend in clinical research is a move toward more decentralized and patient-centric clinical trials. Decentralized clinical trials are executed at the point of care through telemedicine and mobile and local health care providers. At the FDA, the term “decentralized trials” refers to the decentralization of technologies enabling the conduct of a clinical trial.

The advantages of decentralized clinical trials include: an increase in patient interest and enrollment from communities of color, a reduction in trial enrollment timelines and an increase in retention rates.

Innovative Therapeutics

The market size of the biotech industry was $210.2 billion in 2021 and is expected to grow 9.2% per year over the next five years. A greater life expectancy for the US population in the last few decades has increased the incidence of age-related illnesses. An aging population means that demand for medical treatments is likely to increase. High unmet need for therapeutics and medical devices continues for patients with oncology, rare diseases, and specialty conditions. Several biotechnology and medical device companies are working to provide more effective or curative treatments in these areas.

There’s significant growth in a new category of treatment developer: digital therapeutics. Digital therapeutics deliver medical interventions directly to patients using evidence-based, clinically evaluated software to treat, manage, and prevent a broad spectrum of diseases and disorder. Digital therapeutics products are held to the same standards of evidence and regulatory oversight as traditional medical treatments. Digital therapeutics must adhere to all core principles of treatment development and demonstrate product safety, efficacy, quality, patient centricity, privacy, and ongoing clinical impact. Digital therapeutic products must be proven effective via rigorous testing through Randomized Control Trials (RCT), ongoing real-world evidence generation, and analysis of product performance data.

Once a digital therapeutic earns regulatory approval (by FDA, EMA, etc.), healthcare providers can prescribe the digital therapeutic and insurance billing dynamics are established. Digital therapeutics benefit from an important dynamic: the capital associated with bringing a digital therapeutic to market is lower than traditional therapeutics (given that physical manufacturing facilities are not needed), while the market potential is large. This has the potential for great value creation.

Acquisition Strategy

As private companies in the healthcare sectors of digital health, life science tools & services and innovative therapeutics mature, they will likely need partners to complement, enhance, and extend their reach. These private companies are often funded by institutional investors looking for near term exits for their investments, which leads to IPO and M&A activity. Our team has 200+ years of combined operating experience in healthcare.

We anticipate being positioned as a major and differentiated participant in the growth process of companies in digital health, life science tools & services and innovative therapeutics. In addition, our deeply experienced team is expected to provide for more effective identification and assessment of targets, and deal making.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other business combination with us.

Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical Initial Public Offering. The typical Initial Public Offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the Initial Public Offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior December 31, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior December 31.

Financial Position

With funds available for an initial business combination in the amount of $168,854,650 after payment of up to $6,487,500 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio.

Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We will effectuate our initial business combination using cash from the proceeds from the Initial Public Offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our Prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support, through October 19, 2022, or through the Extended Business Combination Period, if applicable. Some of our officers and directors and advisors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers, directors or advisors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under the Delaware General Corporation Law (the “DGCL”), if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that, subject to his or her fiduciary duties under the DGCL, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and the director or officer is permitted to refer that opportunity to us without violating any other legal obligations. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors, advisors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.15 per public share. Such amount will be increased by an anticipated $0.10 per public share pursuant to our Sponsor’s depositing additional funds into the Trust Account for each three-month extension of our time to consummate an initial business combination our Sponsor elects to effectuate. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to BTIG. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any Public Shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval, while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our founder shares, we would need only 6,037,501, or 35%, of the 17,250,000 Public Shares sold in the Initial Public Offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted; or 431,251, or 2.5%, assuming that only the minimum number of shares representing a quorum are voted) in order to have our initial business combination approved (in each case assuming our sponsor, officers and directors did not purchase any units or shares of common stock in or after our initial public offering. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination.

These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction. Our amended and restated certificate of incorporation provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our proposed initial business combination is not completed by October 19, 2022, we may continue to try to complete an initial business combination within the Extended Business Combination Period, if applicable.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until October 19, 2022, or within the Extended Business Combination Period, if applicable, to complete our initial business combination. If we are unable to complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable. However, if our Sponsor, officers or directors acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our Public Shares if we do not complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $252,431of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. Such amount will be increased by an anticipated $0.10 per public share pursuant to our Sponsor’s depositing additional funds into the Trust Account for each three-month extension of our time to consummate an initial business combination our Sponsor elects to effectuate. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per Public Share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $252,431 to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our Public Shares as soon as reasonably possible by October 19, 2022, or within the Extended Business Combination Period, if applicable, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our Public Shares if we do not complete our initial business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, and subject to the applicable law. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Business Combination

We will proceed with a business combination if we have net tangible assets of at least $5,000,001 upon such consummation of a business combination and a majority of the shares are voted in favor of the business combination. If a stockholder vote is not required by law and we do not hold a stockholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a business combination. If, however, stockholder approval of the transactions is required by law, or we decide to obtain stockholder approval for business or legal reasons, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If we seek stockholder approval in connection with a business combination, the initial stockholders (as defined below) have agreed to vote their founder shares and any Public Shares purchased during or after the Initial Public Offering in favor of a business combination.

Subsequent to the consummation of the Initial Public Offering, we adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of a business combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

Our Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose an amendment to our Amended and Restated Certificate of Incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete a business combination, unless we provide the public stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

If we are unable to complete a business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their liquidation rights with respect to the founder shares if we fail to complete a business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable. However, if the initial stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable. The underwriters have agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event we do not complete a business combination by October 19, 2022, or within in the Extended Business Combination Period, if applicable, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, our Sponsor has agreed to be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not currently determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet all of these criteria and guidelines. We will seek to identify and acquire high-quality companies that have the following characteristics:

●	Responsible innovation and efficiency — companies that have demonstrated the ability to solve healthcare’s problems in the most responsible and efficient manner, either via the use of technology or other approaches.
●	Proven traction — companies that have demonstrated positive and durable market reception through solid and growing relationships with stakeholders, such as patients, healthcare providers, biopharmaceutical customers and/or insurers, and/or positive clinical data (if applicable).
●	Strong and diverse management team — companies with management teams that value impact on patient lives, diversity and long-term growth and have demonstrated readiness to operate a public company.
●	Potential for continued and escalating growth — companies that have the fundamentals and a long-term strategy in place to continue to grow their impact and share of market.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our Units, Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending June 30, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior December 31, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior December 31.

Item 1A.Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Annual Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;
●	due to the large number of special purpose acquisition companies looking for a target company to acquire, there may be more competition to find an attractive target for our initial business combination, and we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	the ongoing Russian invasion of Ukraine and worldwide economic conditions including uncertainties surrounding the financial markets, inflation, increased interest rates, the availability of capital, and the viability of banks and other financial institutions may result in market volatility that leads to higher financing costs which may adversely affect our stock price, impact our financial condition, and our ability to complete an initial business combination; and
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Prospectus filed with the Securities and Exchange Commission on October 18, 2021 (the “Prospectus”).

Item 1B.Unresolved Staff Comments

Not applicable.

Item 2.Properties

Our executive offices are located at 2625 Middlefield Road #990, Palo Alto, CA 94306, and our telephone number is (415) 580-1810. Our executive offices are provided to us by our Sponsor. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our Units, Class A common stock and warrants are each traded on the NASDAQ Global Market under the symbols “SANBU,” “SANB” and “SANBW,” respectively. Our Units commenced public trading on October 15, 2021, and our Class A common stock and warrants commenced public trading separately on November 9, 2021.

(b) Holders

As of September 27, 2022, there was 1 holder of record of our Units, 1 holder of record of our shares of Class A common stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

In connection with the closing of the Initial Public Offering and the underwriters’ full election of their over-allotment option, we consummated a private placement transaction of an aggregate of 7,232,500 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $7,232,500. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a business combination by October 19, 2022, or within the Extended Business Combination Period, if applicable, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On October 19, 2021, we consummated the Initial Public Offering of 17,250,000 Units at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,232,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to our Sponsor, generating gross proceeds of $7,232,500.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $175,085,500 was placed in the Trust Account. We incurred $10,031,939 in transaction costs, including $2,190,000 (which is net of $810,000 reimbursed to the Company to pay for an additional advisor) of underwriting fees, $6,487,500 of deferred underwriting fees and $1,354,439 of other offering costs in connection with the Initial Public Offering, and the underwriters’ full election of their over-allotment option and the sale of the Private Placement Warrants.

We are using substantially all of the funds raised in the Initial Public Offering to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $252,431 held outside of the Trust Account. We are using the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this Annual Report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022, were organizational activities, those necessary to prepare for the IPO (defined below), and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”) along with non-operating income or expense related to the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended June 30, 2022, we had a net income of $4,373,996, which consists of change in fair value of warrant liabilities of $5,496,700. incurred operating expenses of $1,194,186, Delaware franchise taxes of $102,693, offering costs related to warrant issuance $50,688, income tax expense of $32,265 and interest earned of $257,338.

For the year ended June 30, 2021, we had a net loss of $11,780.

Liquidity and Going Concern

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

For the year ended June 30, 2022, net cash used in operating activities was $998,687, mainly on account of the payment of the director and officer insurance policy, and operating expenses incurred to operate the business. Net income of $4,373,996 was impacted by a decrease in the fair value of warrant liabilities of $ 5,496,700 and interest earned in the Trust Account of $257,293. Cash used in investing activities was $175,084,857 and cash provided by financing activities was $176,024,802, mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

For the period April 08, 2021 (inception) through June 30, 2021, net cash used in operating activities was $274. Net loss of $11,780 was impacted by an increase of $8,591 in accounts payable. Net cash flows provided by financing activities was $311,447.

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

At June 30, 2022, we had cash of $252,431 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until of October 19, 2022 (without possible extensions) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.  The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of the Initial Public Offering, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 16 of this Annual Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures. Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Sandra Shpilberg	46	Chief Executive Officer and Director
Mark Joing	50	Chief Financial Officer, Chief Operating Officer, Secretary, and Director
Timothy Zanni	61	Chairman of the Board, Director
Anthony Japour	62	Director
Barbara Nelsen	60	Director

The experience of our directors and officers is as follows:

Sandra Shpilberg, Founder, Chief Executive Officer and Board Director

A serial entrepreneur, biotech executive and active investor, with M&A experience, Sandra Shpilberg brings deep operational experience in the healthcare sector. In 2015, Shpilberg founded Seeker Health®, a breakthrough patient finding platform. The company grew rapidly to serve 60+ biopharmaceutical companies with clinical trial enrollment. In 2018, EVERSANA®, a large life sciences services conglomerate, acquired Seeker Health for an undisclosed sum. Morgan Stanley recognized Seeker Health as a Healthcare Innovator in its 2019 report “Incubators of Innovation: The Role of Private Companies in Healthcare.” Prior to Seeker Health, Shpilberg held executive roles at biopharmaceutical companies. She served as Vice President of Commercial Development and Strategic Marketing for Nora Therapeutics from 2014 to 2015, and as Executive Director of Product Development from 2010 to 2014 and Senior Director of Marketing from 2005 to 2010 at BioMarin Pharmaceutical (Nasdaq: BMRN) where she led commercial launches, including NAGLAZYME®, which received FDA approval in May 2005, and KUVAN®. She led the Product Development team for PALINZIQ®, and advanced its clinical development from Phase 2 to Phase 3. PALINZIQ® was eventually approved in 2018. Shpilberg’s innovative spirit is captured in the book A Rare Breed, about BioMarin’s history. Shpilberg also held roles at Genentech, acquired by Roche (OTCMKTS: RHHBY) and Johnson & Johnson (NYSE: JNJ) working on REMICADE®, a blockbuster drug with multiple indications. Prior to these healthcare experiences, Shpilberg worked at Citigroup (NYSE: C) as a Financial Controller and at JPMorgan Chase (NYSE: JPM) as an Audit Analyst. Medical Marketing & Media named Shpilberg a Top 40 Healthcare Transformer. She’s the author of New Startup Mindset: Ten Mindset Shifts to Build the Company of Your Dreams. She holds an MBA in Marketing and Entrepreneurial Management from The Wharton School at the University of Pennsylvania. We believe Ms. Shpilberg is well qualified to serve as management and a member of our board of directors due to her extensive strategic, investment, operational and management experience.

Mark Joing, Chief Financial Officer, Chief Operating Officer, Secretary and Board Director

Mark Joing is the Founder & CEO at Mojo Trials, a startup life sciences service provider delivering virtual site monitoring in clinical trials. His 25+ year career in biopharma includes executive roles leading clinical operations and project management departments at Vyne Therapeutics from 2016 to 2020 (formerly Menlo Therapeutics, which completed an IPO of $137 million in 2018, Nasdaq: VYNE), Nora Therapeutics from 2010 to 2015, and ARCA Biopharma from 2004 to 2009 (formerly Nuvelo, Nasdaq: ABIO), as well as earlier supply chain and engineering roles at 3M Pharmaceuticals (NYSE: MMM), and Abbott Laboratories (NYSE: ABBV). At ARCA/Nuvelo, he was awarded the inaugural George Rathmann Award for corporate impact. He has extensive experience in biopharma due diligence, including licensing and M&A in the United States, Europe, and Japan. He earned his MBA at Stanford as an Arjay Miller Scholar (top 10%), which included time as a consultant with McKinsey & Company’s Healthcare team. He graduated at the top of his class with a B.S. in Chemical Engineering from Northwestern University. We believe Mr. Joing is well qualified to serve as management and a member of our board of directors due to his extensive strategic, operational and management experience.

Timothy Zanni, Chairman of the Board and Board Director

Timothy Zanni joined KPMG LLP in 1988 and served in several leadership positions until his retirement in September 2020, including most recently as Global Head of the Technology, Media, and Telco industry. Mr. Zanni has served as the Advisory Director for GlobalStep Management Services since August 1, 2021. Previously, he was Managing Partner of the Silicon Valley office from 2009 to 2016. Mr. Zanni was also a partner in KPMG’s National Office where he became a leader in technical accounting, auditing, and SEC reporting regulations. His primary focus has been in the life sciences, consumer products, and technology industries. Mr. Zanni received his B.B.A. degree with a concentration in Accounting from the University of Notre Dame. Mr. Zanni’s extensive finance, accounting, and IPO expertise, as well as his executive, business development, and talent management experience, will bring important and valuable skills to our board of directors. We believe Mr. Zanni is well qualified to serve as a member of our board of directors due to his finance and accounting experience

Anthony Japour, MD, Board Director

Dr. Anthony Japour has been a biotech and pharmaceutical executive for the last 25 years with due diligence experience and a talent for building entrepreneurial organizations in startup and established biopharmaceutical companies through the growth phase. Japour began his career as an MD, trained at Harvard Medical School with subspecialty training in Infectious Diseases; he rose to the rank of Assistant Professor of Medicine, and was awarded the prestigious American Foundation for AIDS Scholar award, followed by a NIH-NIAID K-11 Physician Scientist Award and NIH RO1. From 1996 to 2002, Japour moved to the pharmaceutical industry at Abbott Laboratories (NYSE: ABT) in antiviral drug development where he was on the leadership team for the Phase I-III development team for KALETRA®, a blockbuster drug for HIV infection as well as other HIV drug combinations. Japour performed due diligence of the Triangle Pharmaceuticals antiviral portfolio on behalf of Abbott and prior to the Gilead Sciences (Nasdaq: GILD) acquisition of Triangle Pharmaceuticals. Later, Japour oversaw multiple therapeutic areas including HIV, Transplant, Pain, and RSV in Marketed Product Development. In 2002 and 2019, Japour was recommended by his colleagues to be nominated to serve as Commissioner of the Food and Drug Administration. Over the years, Japour has consulted and been a thought leader for many pharmaceutical and biotechnology companies, advising governmental and non-governmental entities and has worked closely with numerous Contract Research Laboratories including two publicly held CROs, PPD (Nasdaq: PPDI) and ICON (Nasdaq: ICLR) where he recently worked full-time from 2016 to 2020. Japour currently serves on the board of Cocrystal Pharma, Inc., (Nasdaq: COCP) and previously served on the board of Opko Healthcare (Nasdaq: OPK). Japour is also currently CEO of iTolerance, and recently served as CEO of AdvancedDx Biological Laboratories, USA. a Next Generation Sequencing company. He holds a B.S from the University of Michigan, Ann Arbor and M.D. from Northwestern University Medical School. We believe Mr. Japour is well qualified to serve as a member of our board of directors due to his extensive strategic, operational and management experience.

Barbara Nelsen, Ph.D., MBA, Board Director

A molecular biologist who shifted to industry early in her career, Barbara Nelsen has been actively engaged in biotechnology’s rapid growth as a bench scientist, lab head, business development manager, angel investor and founder of a thriving life sciences consulting business. Over the past 30 years Dr. Nelsen has acquired deep experience in due diligence, strategic planning, partnership strategies, market expansion and commercialization planning across the life sciences industry, and has developed an extensive network across North America, Europe and Asia-Pacific. In 2010, she founded Nelsen Biomedical (NBM), a boutique life sciences strategy consulting firm with offices in Minneapolis and Cambridge. The firm leverages an extensive network of scientists and subject-matter experts, industry leaders, and investors with a small internal team to provide a diverse array of high-impact services. NBM has partnered with over forty firms and educational institutions, including start-ups (e.g., microbiome therapeutics company Rebiotix, acquired by Ferring Pharmaceuticals), global conglomerates (e.g., Kawasaki Heavy Industries OTCMKTS: KWHIY), investors, research institutions, well-respected Family Foundations and new life science innovation hub initiatives (e.g., Destination Medical Center, Rochester MN; University of Oslo). Prior to founding Nelsen Biomedical, Dr. Nelsen served as the Associate Director, Office for Technology Commercialization at the University of Minnesota from 2006 to 2009. Earlier in her career Dr. Nelsen held both business and research roles at biopharmaceutical companies. She was the Associate Director of Business Development at MGI Pharma, acquired by Eisai (OTCMKTS: ESALY) from 1995 to 1999 and the Director of Cancer Therapeutics and Diagnostics at the Austin Research Institute in Melbourne, Australia from 1992 to 1994. An active angel investor with a passion to foster new companies, Dr. Nelsen currently serves on the boards of: Anatomic Corporation, a research tools start-up company; Discovery Capital, the University of Minnesota’s venture fund; University Enterprise Labs, a start-up accelerator for life science and healthcare companies; and Regenerative Medicine Minnesota, a state initiative to fund research and business growth in regenerative medicine. Dr. Nelsen holds a Ph.D. in molecular biology from Brandeis University and an MBA from the University of St. Thomas. We believe Ms. Nelsen is well qualified to serve as a member of our board of directors due to her extensive strategic, operational and management experience.

Item 11.Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended June 30, 2022.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 27, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each of our executive officers and directors that beneficially owns our common stock; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 22,425,000 shares of our common stock, consisting of (i) 17,250,000 shares of our Class A common stock and (ii) 5,175,000 shares of our Class B common stock, issued and outstanding as of September 27, 2022. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. Holders of Class A common stock and holders of Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors and on all other matters properly submitted to a vote of the stockholders, or as required by law. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the Private Placement Warrants held or to be held by our officers or Sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage of	Beneficially	Percentage of	Outstanding
Name and Address of Beneficial Owner (1)	Owned	Class	Owned (2)	Class	Shares
Sanaby Health Sponsor I LLC (3)	—	—	5,175,000	100%	23.08%
Sandra Shpilberg (3)	—	—	5,175,000	100%	23.08%
Mark Joing	—	—	—	—	—
Timothy Zanni	—	—	—	—	—
Anthony Japour	—	—	—	—	—
Barbara Nelsen	—	—	—	—	—
All directors and executive officers as a group (5 individuals)	—	—	5,175,000	100.00%	23.08%
Other 5% Owners	—	—	—	—	—
Sculptor Capital LP (4)	1,067,026	6.19%	—	—	4.76%
Highbridge Capital Management, LLC (5)	868,559	5.04%	—	—	3.87%
Saba Capital Management, L.P. (6)	1,184,700	6.87%	—	—	5.28%
Space Summit Capital LLC (7)	1,000,000	5.80%	—	—	4.46%

(1) Unless otherwise noted, the business address of each of the following entities or individuals is c/o Sanaby Health Acquisition Corp. I, 2625 Middlefield Road #990, Palo Alto, California 94306.

(2) Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.

(3) Our Sponsor is the record holder of such shares. Sandra Shpilberg is the managing member of our Sponsor, and as such has voting and investment discretion with respect to the common stock held of record by our Sponsor and may be deemed to have beneficial ownership of the common stock held directly by our Sponsor. Ms. Shpilberg disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest she may have therein, directly or indirectly.

(4) According to a Schedule 13G filed on January 3, 2022, Sculptor Capital LP is the beneficial owner of 1,067,026 shares of Class A common stock of the Company. The business address of Sculptor Capital LP is 9 West 57th Street, New York, New York 10019. Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”). Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The shares of common stock reported in this table represent the shares of common stock held in the Accounts managed by Sculptor and Sculptor-II. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II. Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II. Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF. Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO. Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC. Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company. Sculptor is the investment adviser to SCEN. The address of the principal business offices of Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCEN, SCCO and NJGC is 9 West 57 Street, 39 Floor, New York, NY 10019. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the common stock in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the common stock reported in this Schedule 13G. SCU is the sole shareholder of SCHC, and, for purposes of this Schedule 13G, may be deemed a beneficial owner of the common stock reported herein.

(5) According to a Schedule 13G filed on February 3, 2022, Highbridge Capital Management, LLC is the beneficial owner of 868,559 shares of Class A common stock of the Company. The business address of Highbridge Capital Management, LLC is 77 Park Avenue, 23rd Floor, New York, New York 10172.

(6) According to a Schedule 13G filed on October 22, 2021, Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”) are the beneficial owner of 1,184,700 shares of Class A common stock of the Company. The Reporting Persons have entered into a Joint Filing Agreement, dated November 12, 2021. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7) According to a Schedule 13G filed on November 12, 2021, Space Summit Capital LLC is the beneficial owner of 1,000,000 shares of Class A common stock of the Company. The business address of Space Summit Capital LLC is 15455 Albright Street, Pacific Palisades, CA 90272.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence

On April 8, 2021, our Sponsor paid $25,000 to cover certain of our formation and operating expenses in consideration for 4,312,500 founder shares. On July 12, 2021, we effected a 1.2-for-1.0 stock split of our common stock, such that our Sponsor owned an aggregate of 5,175,000 founder shares. Our Sponsor paid an original purchase price of approximately $0.005 per share for the founder shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our Sponsor purchased an aggregate of 7,232,500 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the Initial Public Offering. As such, our Sponsor’s interest in this transaction is valued at $7,232,500 since the underwriters exercised their over-allotment option in full. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on the date of the Initial Public Offering, we have agreed to pay our Sponsor a total of $10,000 per month until October 19, 2022, or such time within the Extended Business Combination Period, if applicable, for office space, utilities, secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We engaged J.V.B. Financial Group, LLC, through its Cohen & Company Capital Markets division (“CCM”), an affiliate of a passive member of our Sponsor, to provide consulting and advisory services by CCM in connection with the Initial Public Offering, for which it received customary advisory fees. CCM represented our interests only, is independent of the underwriters and is not a party to any securities purchase agreement with us, the underwriters, or investors in relation to the Initial Public Offering. CCM did not participate (within the meaning of FINRA Rule 5110(j)(16)) in the Initial Public Offering; it is acting as an independent financial adviser (within the meaning of FINRA Rule 5110(j)(9)), and as such it is not involved in the preparation of the Initial Public Offering documents, it did not act as an underwriter in connection with the Initial Public Offering, it did not identify or solicit potential investors in the Initial Public Offering or otherwise was not involved in the distribution of the Initial Public Offering. CCM’s fee was $900,000, and made payable upon the closing of the Initial Public Offering. $1,946,250 will be paid to CCM at the closing of the business combination. The deferred fee will only be paid to CCM if the company completes a business combination. CCM’s fee will be offset from the underwriting fee and will not result in any incremental fee to the company.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On April 8, 2021, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2021, the Company had borrowed $300,000 under the Note and the Note was fully repaid and cancelled on October 19, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into indemnification agreements with each of our officers and directors, a form of which was filed as an exhibit to the registration statement of which our final prospectus is a part. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

We have entered into a registration rights agreement with respect to the Private Placement Warrants and founder shares, and will enter into a registration rights agreement with respect to the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics was filed as an exhibit to the registration statement of which our final prospectus is a part.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. A form of the audit committee charter was filed as an exhibit to the registration statement of which the Company’s final Prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our Sponsor, officers, directors or advisors, or any of their affiliates, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our Sponsor, officers, directors or advisors, or our or their affiliates, none of which will be made from the proceeds of the Initial Public Offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
●	Payment to our Sponsor of $10,000 per month, until October 19, 2022, or such time within the Extended Business Combination Period, if applicable, for office space, utilities, secretarial and administrative support;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors, or advisors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Anthony Japour, Barbara Nelsen and Timothy Zanni is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the twelve-month period ended June 30, 2022 totaled $94,245. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the twelve month period ended June 30, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the twelve month period ended June 30, 2022.

All Other Fees. We did not pay Marcum for other services for the twelve month period ended June 30, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits:

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT
INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 14, 2021, by and among the Company, BTIG, LLC (“BTIG”), and other underwriter named on Schedule A thereto. (1)
3.1	Amended and Restated Certificate of Incorporation. (2)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated October 14, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated October 14, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 14, 2021, by and between the Company, the Sponsor, and certain other security holders of the Company. (1)
10.4	Administrative Support Agreement, dated October 14, 2021 by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated October 14, 2021 by and between the Company and the Sponsor. (1)
10.6	Indemnity Agreements, dated October 14, 2021, by and between the Company and each of the directors and officers of the Company. (1)
10.7	Promissory Note, dated April 8, 2021, issued to Sanaby Health Sponsor I LLC. (2)
10.8	Amended and Restated Promissory Note, dated September 10, 2021, issued to Sanaby Health Sponsor I LLC. (2)
10.9	Securities Subscription Agreement, dated April 8, 2021, between the Registrant and Sanaby Health Sponsor I LLC. (2)
14.1	Code of Ethics. *
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101).*

*    Filed herewith

**  Furnished herewith

(1) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 19, 2021.

(2) Incorporated by reference to the Company’s S-1, filed on September 22, 2021.

Item 16. Form 10–K Summary

Not applicable.

INDEX TO FINANCIAL

STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sanaby Health Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sanaby Health Acquisition Corp. I (the “Company”) as of June 30, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended June 30, 2022 and for the period from April 8, 2021 (inception) through June 30, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended June 30, 2022 and for the period from April 8, 2021 (inception) through June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA
September 27, 2022

Item 1. Financial Statements

SANABY HEALTH ACQUISITION CORP. I

BALANCE SHEETS

	As of June 30, 2022	As of June 30, 2021

ASSETS
CURRENT ASSETS
Cash	$252,431	$311,173
Prepaid expenses and other assets	263,064	—
Deferred Offering costs	—	88,553
Total current assets	515,495	399,726

OTHER ASSETS
Prepaid expenses -non current	67,466	—
Investments held in Trust Account	175,342,150	—

TOTAL ASSETS	$175,925,111	$399,726

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$612,672	$11,091
Accrued Offering costs	—	2,500
Franchise Tax Payable	102,693	—
Due to Affiliates	48,006	72,915
Note payable - related party	—	300,000
Income tax payable	32,475	—
Total current liabilities	795,846	386,506

LONG TERM LIABILITIES
Derivative warrant liabilities	1,229,525	—
Deferred underwriting fee payable	6,487,500	—

Total liabilities	8,512,871	386,506

COMMITMENTS AND CONTINGENCIES (NOTE 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 17,250,000 shares at redemption value of $10.15 per share.	175,087,500	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to possible redemption)	—	—
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	24,482
Accumulated deficit	(7,675,778)	(11,780)

Total stockholders’ equity (deficit)	(7,675,260)	13,220

TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$175,925,111	$399,726

The accompanying notes are an integral part of these financial statements.

SANABY HEALTH ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

		For the period April 08,
	For the year ended	2021 (Inception) to
	June 30, 2022	June 30, 2021
OPERATING EXPENSES
General and administrative	$1,194,186	$11,780
Franchise tax	102,693	—
Total expenses	1,296,879	11,780

OTHER INCOME (EXPENSE)
Interest income, primarily on investments held in Trust Account	257,338	—
Change in fair value of warrants	5,496,700	—
Offering costs related to warrant issuance	(50,688)	—
Total other income	5,703,350	—

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$4,406,471	$(11,780)

Income tax expense	(32,475)	—
NET INCOME (LOSS)	$4,373,996	$(11,780)

Weighted average shares outstanding of Class A common stock	12,051,370	—
Basic and diluted net income per share, Class A	$0.25	$—

Weighted average shares outstanding of Class B common stock	5,175,000	5,175,000
Basic and diluted net income (loss) per share, Class B	$0.25	$(0.00)

The accompanying notes are an integral part of these financial statements.

SANABY HEALTH ACQUISITION CORP. I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED JUNE 30, 2022

	Common stock
							Total
	Class A		Class B		Additional paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, June 30, 2021	—	$—	5,175,000	$518	$24,482	$(11,780)	$13,220
Proceeds from Initial Public Offering costs allocated to Public Warrants	—	—	—	—	7,676,250	—	7,676,250
Remeasurement for Class A Common Stock to redemption value	—	—	—	—	(8,207,007)	(12,037,994)	(20,245,001)
Excess cash received over the fair value of the private warrants	—	—	—	—	506,275	—	506,275
Net income	—	—	—	—	—	4,373,996	4,373,996
Balance, June 30, 2022	—	$—	5,175,000	$518	$—	$(7,675,778)	$(7,675,260)

FOR THE PERIOD APRIL 08, 2021 (INCEPTION) TO JUNE 30, 2021

	Common stock
							Total
	Class A		Class B		Additional paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, April 08, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,175,000	518	24,482	—	25,000
Net loss	—	—	—	—	—	(11,780)	(11,780)
Balance, June 30, 2021	—	$—	5,175,000	$518	$24,482	$(11,780)	$13,220

The accompanying notes are an integral part of these financial statements.

SANABY HEALTH ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

		For the period
	For the year ended	April 08, 2021 (Inception) to
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,373,996	$(11,780)
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(257,293)	—
Change in fair value of warrants	(5,496,700)	—
General and administrative expenses paid by sponsor	—	2,915
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(330,530)	—
Note payable - related party	(24,909)	—
Accounts payable and accrued expenses	601,581	8,591
Franchise Tax Payable	102,693	—
Income tax payable	32,475	—
Net cash used in operating activities	(998,687)	(274)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(175,087,500)	—
Cash withdrawal from Trust Account	2,643	—
Net cash used in investing activities	(175,084,857)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriters’ discount	170,310,000	—
Proceeds from private placement	7,232,500	—
Payment of note payable - related party	(300,000)	—
Payment of deferred offering costs	(1,265,886)	(53,553)
Payment of offering costs related to warrant issuance	50,688	—
Payment of offering costs payable	(2,500)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable – related party	—	300,000
Proceeds from due to affiliates	—	40,000
Net cash provided by financing activities	176,024,802	311,447

NET CHANGE IN CASH	(58,742)	311,173

CASH, BEGINNING OF PERIOD	311,173	—

CASH, END OF PERIOD	$252,431	$311,173

Supplemental disclosure of noncash activities:
Initial classification of warrant liability	$6,726,225	$—
Initial value of Class A common stock subject to possible redemption	$175,087,500	$—
Deferred underwriting commissions payable charged to additional paid in capital	$6,487,500	$—
Remeasurement for Class A Common Stock to redemption value	$20,245,001	$—
Deferred offering costs paid by Sponsor under promissory note	$—	$30,000
Deferred offering costs included in accrued offering costs	$—	$2,500
Deferred offering costs included in accounts payable	$—	$2,000

The accompanying notes are an integral part of these financial statements.

SANABY HEALTH ACQUISITION CORP. I

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO and any change in the fair value of the warrant liabilities. The Registration Statement on Form S-1 (Registration No. 333-259728), as amended (the “Registration Statement”), for the Company’s IPO was declared effective on October 14, 2021. On October 19, 2021, the Company consummated the IPO of 15,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $150,000,000, which is discussed in Note 3. The Company has selected June 30 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $252,431 in its operating bank accounts, $175,342,150 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Common Stock in connection therewith and working capital deficit of $280,351, although $612,672 of our accounts payable and accrued expenses are due to our professional services vendors at the time of the consummation of a Business Combination. As of June 30, 2022, $257,338 is received towards Interest income, primarily on investments held in Trust Account, which is available to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until of October 19, 2022 (without possible extensions) to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 19, 2022.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, 17,250,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At June 30, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(7,676,250)
Class A common stock issuance costs	(9,981,251)
Plus: Remeasurement of carrying value to redemption value	20,245,001
Class A common stock subject to possible redemption	$175,087,500

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and June 30, 2021, the Company has not experienced losses on these accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts have been accrued for the payment of interest and penalties for the year ended June 30, 2022 or June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception (see Note 10).

Net Income per Common Stock

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 15,857,500 shares of Common Stock at $11.50 per share were issued on October 19, 2021. At June 30, 2022, no warrants have been exercised. The 15,857,500 shares of potential Common Stock which may be issued pursuant to the outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended June 30, 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss income per share for each class of common stock.

	For the year ended ,		For the period Apr 08, 2021,
	June 30, 2022		(inception) to June 30, 2021
Basic and diluted net income per share:	Class A Stock	Class B Stock	Class A Stock	Class B Stock
Numerator:
Allocation of net income, including remeasurement of temporary equity	$3,059,997	$1,313,999	$—	$(11,780)

Denominator:
Weighted average shares outstanding	12,051,370	5,175,000	—	5,175,000

Basic and diluted net income (loss) per share	$0.25	$0.25	$—	$(0.00)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At June 30, 2022 and June 30, 2021, there were no Working Capital Loans outstanding.

Due to Affiliates

As of June 30, 2022 and June 30, 2021, a member of the Sponsor is owed $48,006 and $72,915, respectively, for offering and other formation costs incurred on behalf of the Company. The amount at June 30, 2022 will be repaid as soon as practical from the operating account.

Support Services

The Company intends to pay our Sponsor a fee of approximately $10,000 per month for the use of office and administrative support services following the consummation of the IPO until the earlier of the consummation of the Business Combination or liquidation. We began incurring these fees on October 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation. For the year ended June 30, 2022 the Company incurred $90,000 in fees for these services.

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

Note 7 — Stockholders’ Equity (Deficit)

Common stock

Class A Common stock — The Company is authorized to issue 100,000,000 shares of Class A Common stock with a par value of $0.0001 per share. As of June 30, 2022, and June 30, 2021, there were no shares (excluding 17,250,000 shares of Class A Common stock subject to possible redemption) of Class A Common stock issued and outstanding.

Class B Common stock — The Company is authorized to issue 10,000,000 shares of Class B Common stock with a par value of $0.0001 per share. Holders of Class B Common stock are entitled to one vote for each share. As of June 30, 2022, and June 30, 2021, there were 5,175,000 shares of Class B Common stock outstanding none of which are subject to forfeiture since the underwriters’ 45-day over-allotment option was exercised in full. Holders of shares of Class A common stock and shares of Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022, and June 30, 2021, there were no shares of preferred stock issued and outstanding.

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

At June 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
Money Market fund-U.S. Treasury Securities	1	$175,342,150	—	—
Warrant Liability – Private Placement Warrants	3	$—	—	1,229,525

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

The following table provides quantitative information regarding Level 3 fair value measurements at October 19, 2021 (Initial Measurement) and June 30, 2022 (Subsequent Measurement). The valuation of the warrants has decreased due to an increase in the interest rate environment, a more difficult market for de-SPAC transactions, and an increased weighting on the Company’s Public Warrants in our volatility assumption.

	June 30, 2022	October 19, 2021
Stock Price	$10.04	$9.77
Exercise Price	$11.50	$11.50
Term (years)	5.3	5.75
Probability of Acquisition	50.00%	100.00%
Volatility	2.4%	13.7%
Risk Free Rate	2.97%	1.27%
Dividend Yield	0	0

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Warrants
Fair value as of October 19, 2021 (IPO)	6,726,225
Change in fair value	(5,496,700)
Fair value as of June 30, 2022	1,229,525

Note 10 – Income Taxes

The total provision (benefit) for income taxes is comprised of the following:

	June 30,	June 30,
Federal	2022	2021
Current	$32,475	$—
Deferred	(250,779)	(2,474)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	250,779	2,474
Income tax provision	$32,475	$—

Deferred tax assets and liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

The net deferred tax assets and liabilities in the accompanying balance sheets included the following components:

	June 30,	June 30,
	2022	2021
Deferred tax assets		—
Start-up costs	$253,253	$2,474
Net operating loss	—	—
Total deferred tax assets	253,253	2,474
Deferred tax liabilities	—	—
Valuation allowance for deferred tax assets	(253,253)	(2,474)
Net deferred tax assets	$—	—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At the year ended June 30, 2022, the change in valuation allowance was $250,779 and net operating loss was $0. At the year ended June 30, 2021, the change in valuation allowance was $2,474.

	June 30,	June 30,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit
Change in fair value of warrants	(26.2)%
Warrant issuance costs	0.2%
Valuation allowance for deferred tax assets	5.7%	(21.0)%
Income tax provision	0.7%	—%

Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due to change in fair value of warrants and offering cost related to warrant issuances and the valuation allowance on deferred tax assets.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANABY HEALTH ACQUISITION CORP. I

By:	/s/ Sandra Shpilberg
Sandra Shpilberg
Chief Executive Officer
(Principal Executive Officer)

Date: September 27, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sandra Shpilberg	Director and Chief Executive Officer	September 27, 2022
Sandra Shpilberg	(Principal Executive Officer)
/s/ Mark Joing	Director and Chief Financial Officer	September 27, 2022
Mark Joing	(Principal Financial Officer and Principal Accounting Officer)
/s/ Anthony Japour	Director	September 27, 2022
Anthony Japour
/s/ Barbara Nelsen	Director	September 27, 2022
Barbara Nelsen
/s/ Timothy Zanni	Director and Chairman	September 27, 2022
Timothy Zanni